Form 10-Q
period 2018-03-31
Birch Forest Acquisition Corp
filed 2018-05-15
CIK 1726287

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2017

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number           000-55888

                     BIRCH FOREST ACQUISITION CORPORATION
           (Exact name of registrant as specified in its charter)

            Delaware                             82-3690062
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)


                        9454 Wilshire Blvd. #612
                Beverly Hills, CA 90212
          (Address of principal executive offices)  (zip code)

                              310-888-1870
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer           Smaller reporting company  X
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           May 14, 2017

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

__________________________________________________________________________

                    CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of March 31, 2018 (unaudited)
and December 31, 2017                                                2

Condensed Statement of Operations for the Three Months
Ended March 31, 2018 (unaudited)                                     3

Condensed Statement of Cash Flows for the Three Months
Ended March 31, 2018 (unaudited)                                     4

Notes to Condensed Financial Statements (unaudited)                 5-8

______________________________________________________________________

                BIRCH FOREST ACQUISITION CORPORATION
                     CONDENSED BALANCE SHEETS

           ASSETS
                                             March 31,        December 31,
                                               2018              2017
                                            ------------     ------------
                                            (Unaudited)
   Current assets
     Cash                                   $        -        $        -
                                            ------------      ------------
        Total assets                        $        -        $        -
                                            ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities
       Accrued liabilities                 $       250	      $     1,000
                                            ------------      ------------
           Total liabilities                       250	            1,000
                                            ------------      ------------

   Stockholders' Equity
       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding at
       March 31, 2018 and December 31,
       2017, respectively                           -                 -

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding at March 31, 2018
       and December 31, 2017, respectively       2,000            2,000

       Additional paid-in capital                1,712		     312
       Accumulated deficit                      (3,962)           (3,312)
                                            ------------      ------------
          Total stockholders' deficit             (250)           (1,000)
                                            ------------      ------------
          Total liabilities and
             stockholders' deficit          $        -        $        -
                                            ============      ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                     BIRCH FOREST ACQUISITION CORPORATION
                     CONDENSED STATEMENT OF OPERATIONS
				 (UNAUDITED)
        	     			    For the three months
					    ended March 31, 2018
                                            -------------------
    Revenue                                 $             -
    Cost of revenues                                      -
                                             -----------------
    Gross profit                                          -
                                             -----------------
    Operating expenses                                  650
                                             -----------------
    Operating loss                                     (650)
                                             -----------------
    Loss before income taxes                           (650)
    Income tax expense                                    -
                                             -----------------
    Net loss                                 $         (650)
                                             =================
    Loss per share - basic and diluted       $        (0.00)
                                             =================
    Weighted average shares -                      20,000,000
         basic and diluted                   =================


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                                       3
______________________________________________________________________

                         BIRCH FOREST ACQUISITION CORPORATION
                         CONDENSED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

        	     			                 For the three months
							 ended March 31, 2018
                                                         -------------------
OPERATING ACTIVITIES

   Net loss                                               $         (650)

   Expenses paid by stockholder and contributed
      as capital                                                   1,400

   Changes in Operating Assets and Liabilities:
     Increase in accrued liability                                  (750)
                                                          ----------------
       Net cash provided by (used in) operating activities            -
                                                          ----------------
   Net increase in cash                                               -
   Cash, beginning of period                                          -
   Cash, end of period                                     $          -
                                                           ===============
   SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
        Income tax                                         $           -
                                                           ===============
     Interest                                              $           -
                                                           ===============

  The accompanying notes are an integral part of these condensed unaudited financial statements.

______________________________________________________________________
                         BIRCH FOREST ACQUISITION CORPORATION
                     Notes to Unaudited Condensed Financial Statements


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Birch Forest Acquisition Corporation (the "Company") was incorporated on December 1, 2017 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and effecting a change in control. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company.

Any combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's unaudited condensed financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying unaudited condensed financial statements.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

USE OF ESTIMATES

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2018 and December 31, 2017, respectively.

______________________________________________________________________

                      BIRCH FOREST ACQUISITION CORPORATION
                Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2018 and December 31, 2017, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the unaudited condensed financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the unaudited condensed financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

  Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its condensed financial statements.

______________________________________________________________________

                      BIRCH FOREST ACQUISITION CORPORATION
                Notes to Unaudited Condensed Financial Statements


In May 2017, the FASB issued ASU 2017-09, "Scope of Modification Accounting", which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its condensed financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. Managementbelieves that this ASU will only impact the Company if it has restricted cash in the future.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic
230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Management believes that the impact of this ASU to the Company's condensed financial statements would be insignificant.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $650 for the three months ended March 31, 2018. The Company had a working capital deficit of $250 and an accumulated deficit of $3,962 as of March 31, 2018 and a working captial deficit of $1,000 and an accumulated deficit of $3,312 as of December 31, 2017. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

NOTE 3 - ACCRUED LIABILITIES

As of March 31, 2018 and December 31, 2017, the Company had accrued professional fees of $250 and $1,000, respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On December 1, 2017, the Company issued 20,000,000 founders common stock to two directors and officers for legal services provided to the Company. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2018, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

Management has evaluated subsequent events through May 15, 2018, the date which the financial statements were available to be issued. Except for the events disclosed above, all subsequent events requiring recognition have been incorporated into these financial statements in accordance with FASB ASC Topic 855, "Subsequent Events."

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Birch Forest Acquisition Corporation)(the "Company") was incorporated on December 1, 2017 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

    Since inception the Company's operations to the balance sheet date covered by this report were limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on March 8, 2018 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

   The Company has no operations nor does it engage in any business activities generating revenues.

     As of March 31, 2018 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $650 and an accumulated deficit of $3,962 for the three months ended and as of March 31, 2018, respectively.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with it.

     The president of the Company is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community. Such services may include, when and if appropriate, the use of an existing reporting company such as the Company. Tiber Creek is in continual discussions with client companies for its assistance and the use of a company such as the Company as a vehicle to become a public company. As such the Company may effect a change in control pursuant to such discussions.
The Company anticipates that it may effect a change in its name to Bhatt Developers and Builders Inc. concurrently or subsequently to this report in anticipation of a possible change in control.
When, and if, the Company effects a change in control, the Company will file a Form 8-K announcing it.

    If any change in control is effected, it is anticipated that the then current management of the Company will resign as officers and directors and will contribute back to the Company certain of the shares currently held by it. Simultaneously new management will be appointed and elected. New management may issue shares of the Company's common stock to the new management or others.

   At the time of filing this Report, no change in control has not been effected or finalized.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller Reporting Companies.


ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

   Management is responsible for maintaining a system of internal control over financial reporting ("ICFR") that provides reasonable assurance regarding the reliability of such reporting and the accuracy and reliability of the preparation of financial statements of such. Management is responsible to maintain records accurately and fairly to reflect transactions and transactions are recorded as necessary. The controls should provide reasonable assurance regarding the prevention of unauthorized acquisition or use of assets.

     In the present case of the Company, management maintained sole control of all financial transactions and all assets. Since the president of the Company is in sole control of the financial transactions and assets management believes that its control reasonably and adequately addresses the risk of a misstatement in the financial reporting. Based upon that evaluation, the principal officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

      This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange
Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

    Management is aware that certain current and prior blank check companies of which Messrs. Cassidy and McKillop, the officers and directors the officers and directors of the Company have received subpoenas for documents in regard to an inquiry by the Securities and Exchange Commission requesting documentation regarding the transactions and filings for the past five years and former share ownership of certain blank check companies.

     Management of the Company has also received subpoenas from the Securities and Exchange Commission in regard to certain of the transactions and filings for the past five years of certain of its blank check companies. Management has no independent knowledge or information as to the intent or purpose of such subpoenas but believes the SEC is investigating whether the change in control transaction is considered a sale of a security and if so whether a broker needs to be used to effect the transaction.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(a)(2) of the Securities Act of 1933 at par as follows:

     On December 1, 2017, the Company issued the following shares of its common stock:

Name               Number of Shares

James Cassidy         10,000,000
James McKillop        10,000,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION

               (a)  Not applicable.
               (b)  Item 407(c)(3) of Regulation S-K:

   During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.  EXHIBITS

     (a)     Exhibits

     31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           BIRCH FOREST ACQUISITION CORPORATION


                            	By:   /s/ James M. Cassidy
                                  	Chief Executive Officer

				By:  /s/ James M. Cassidy
					Chief Financial Officer

Dated:   May 15, 2018