Form 10-Q
period 2018-09-30
Bhatt Developers & Builders Inc.
filed 2018-11-19
CIK 1726287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 000-55888

BHATT DEVELOPERS AND BUILDERS, INC.
f/k/a Birch Forest Acquisition Corporation
(Exact Name of Registrant as specified in its charter)

Delaware	82-3690062
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

1135 37A Avenue, Edmonton, Alberta T6T 0E7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 587-921-6695

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐.

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of November 9, 2018 was 5,500,000.

i

Part I. Financial Information

Item 1. Financial Statements.

BHATT DEVELOPERS AND BUILDERS, INC.

f/k/a Birch Forest Acquisition Corporation

Condensed Balance Sheets

	September 30,		December 31,
	2018		2017
	(Unaudited)
ASSETS
Current Assets
Cash	$	---	$	---

TOTAL ASSETS	$	---	$	---

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses		$250		$1,000

TOTAL LIABILITIES		250		1,000

COMMITMENTS AND CONTINGENCIES

Stockholders’ Deficit Preferred stock: $0.0001 par value, 20,000,000 authorized; 0 and 0 shares issued and outstanding, respectively		---		---
Common stock: $0.0001 par value 100,000,000 authorized; 5,500,000 and 20,000,000 shares issued and outstanding, respectively		550		2,000
Additional paid in capital		4,120		312
Accumulated deficit		(4,920)		(3,312)
Total Stockholders’ Deficit		(250)		(1,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$	---	$	---

See notes to financial statements

BHATT DEVELOPERS AND BUILDERS, INC.

f/k/a Birch Forest Acquisition Corporation

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2018		2017		2018		2017

REVENUE	$	---	$	---	$	---	$	---

OPERATING EXPENSES
Stock issued for services		500		---		500		---
Professional fees		---		---		250		---
Selling, general and administrative expenses		164		---		858		---
Total operating expenses		664		---		1,608		---

Net loss from operations		(664)		---		(1,608)		---

Net loss before income taxes		(664)		---		(1,608)		---

Income taxes		---		---		---		---

Net loss		$(664)	$	---		$(1,608)	$	---

Basic and diluted loss per share		$0.00	$	---		$0.00	$	---

Weighted average number of shares outstanding		6,918,478		---		15,591,575		---

See notes to financial statements

BHATT DEVELOPERS AND BUILDERS, INC.

f/k/a Birch Forest Acquisition Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018		2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,608)	$	---
Adjustment to reconcile net loss to net cash used in in operations:
Expenses paid by shareholder and contributed as capital		1,858		---
Stock issued for services provided		500		---
Changes in assets and liabilities:
Increase (decrease) in operating liabilities:
Accrued expenses		(750)		---
Net Cash used in operating activities		---		---

Net increase in cash		---		---

Cash
Beginning of period		---		---
End of period	$	---	$	---

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

See notes to financial statements.

BHATT DEVELOPERS AND BUILDERS, INC.

f/k/a Birch Forest Acquisition Corporation

Notes to Condensed Financial Statements

For the period ending September 30, 2018

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Bhatt Developers and Builders Inc. (formerly Birch Forest Acquisition Corporation) (the “Company”) was incorporated on December 1, 2017 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to shareholders and effecting a change in control. The Company anticipates that it will effect a business combination with an operating private company in order to develop its business plan.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANICAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statements included in the Form 10-12G/A registration statement as of December 31, 2017 and filed with the Securities and Exchange Commission on March 8, 2018.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

BHATT DEVELOPERS AND BUILDERS, INC.

f/k/a Birch Forest Acquisition Corporation

Notes to Condensed Financial Statements

For the period ending September 30, 2018

(Unaudited)

BASIS OF PRESENTATION AND USE OF ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $0 at September 30, 2018 and $0 at December 31, 2017.

CASH FLOWS REPORTING

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

RELATED PARTIES

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes financial instruments, including cash, accounts payable, accrued expenses and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs that are both significant to the fair value measurement and unobservable.

BHATT DEVELOPERS AND BUILDERS, INC.

f/k/a Birch Forest Acquisition Corporation

Notes to Condensed Financial Statements

For the period ending September 30, 2018

(Unaudited)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable and restricted cash. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit-quality financial institutions in bank deposits, money market funds, U.S. government securities and other investment grade debt securities that have strong credit ratings. The Company has established guidelines relative to diversification of its cash and marketable securities and their maturities that are intended to secure safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates and changes in the Company’s operations and financial position. Although the Company may deposit its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of September 30, 2018 or December 31, 2017.

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2018. As of, September 30, 2018 and December 31, 2017, there are no outstanding dilutive securities.

SHARE-BASED EXPENSE

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:(a) the goods or services received; or (b) the equity instruments issued.

Share-based expense for the nine months ended September 30, 2018 and 2017 was $500 and $2,000 respectively.

BHATT DEVELOPERS AND BUILDERS, INC.

f/k/a Birch Forest Acquisition Corporation

Notes to Condensed Financial Statements

For the period ending September 30, 2018

(Unaudited)

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of September 30, 2018 and December 31, 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is intended to improve financial reporting on leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for the Company on September 1, 2019. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. Management believes that this ASU will only impact the Company if it has restricted cash in the future.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically, these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its condensed financial statements.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its condensed financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016- 15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Management believes that the impact of this ASU to the Company’s condensed financial statements would be insignificant. Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4 – ACCRUED LIABILITIES

As of, September 30, 2018 and December 31, 2017, the Company had accrued professional fees of $250 and $1,000 respectively.

BHATT DEVELOPERS AND BUILDERS, INC.

f/k/a Birch Forest Acquisition Corporation

Notes to Condensed Financial Statements

For the period ending September 30, 2018

(Unaudited)

NOTE 5 – SHAREHOLDERS’ EQUITY

COMMON STOCK

The Company has been authorized to issue 100,000,000 shares of common stock, $0.0001 par value. Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.

On December 1, 2017, the Company issued 20,000,000, founders, common stock to two directors and officers for legal services provided to the Company. The shares were issued at par value of $0.0001 for a total of $2,000.

On July 9, 2018, the Company effected a change of its control. The Company cancelled an aggregate of 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par. James M. Cassidy resigned as the Company’s president, secretary and director and James McKillop resigned as the Company’s vice president and director. Kalpesh Bhatt was then named sole officer of the Company. Kalpesh Bhatt and Hemangini Bhatt were named the directors of the Company.

On July 10, 2018, the Company issued 5,000,000 shares of its common stock at par as a result of the change in control to:

Kalpesh Bhatt 4,000,000

Hemangini Bhatt 1,000,000

As of, September 30, 2018, and December 31, 2017 there were 5,500,000 and 20,000,000 shares of common stock issued and outstanding.

PREFERRED STOCK

The Company has been authorized to issue 20,000,000 shares of $0.0001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation.

As of, September 30, 2018 and December 31, 2017, there were 0 and 0 shares of Preferred Stock issued and outstanding, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

EQUITY TRANSACTIONS

On December 1, 2017, the Company issued 20,000,000, founders, common stock to two directors and officers for legal services provided to the Company. The shares were issued at par value of $0.0001 for a total of $2,000.

On July 9, 2018, the Company effected a change of its control. The Company cancelled an aggregate of 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par. James M. Cassidy resigned as the Company’s president, secretary and director and James McKillop resigned as the Company’s vice president and director. Kalpesh Bhatt was then named sole officer of the Company. Kalpesh Bhatt and Hemangini Bhatt were named the directors of the Company.

On July 10, 2018, the Company issued 5,000,000 shares of its common stock at par as a result of the change in control to:

Kalpesh Bhatt 4,000,000

Hemangini Bhatt 1,000,000

NOTE 7 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were available to be issued, considered to be the date of filing with the Securities and Exchange Commission. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Bhatt Developers and Builders, Inc. for the period ended September 30, 2018 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this quarterly report. This quarterly report contains forward looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. Our actual results could differ materially from those anticipated in these forward-looking statements.

Our Business Overview.

Bhatt Developers and Builders Inc. (formerly Birch Forest Acquisition Corporation) (the “Company”) was incorporated on December 1, 2017 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in, April, 2012.

Since inception the Company’s operations to the date of the period covered by this report were limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on March 8, 2018 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock. Subsequent to the balance sheet date covered by this report the Company effected a change in control.

Prior to the change in control, the Company had no operations, nor does it engage in any business activities generating revenues.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	A requirement to have only two years of audited financial statements and only two years of related MD&A;

●	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

●	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

●	No non-binding advisory votes on executive compensation or golden parachute arrangements.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We are choosing to utilize the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election allows our Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We are a reporting company and file all reports required under sections 13 and 15d of the Exchange Act.

Results of Operations and Critical Accounting Policies and Estimates.

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States. The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements. The Company’s accounting policies are more fully described in Note 3 to the Notes of Financial Statements.

Results of Operations for the three months ended September 30, 2018 and 2017.

Revenues.

Total Revenue. Total revenues for the three months ended September 30, 2018 and 2017 were $0 and $0 respectively.

Expenses.

Total Operating Expenses. Total operating expenses for the three months ended September 30, 2018 and September 30, 2017 were $664 and $0, respectively. Total operating expenses consisted of stock issued for services of $500 and $0, respectively and selling, general and administrative expenses of $164 and $0, respectively. Stock issued for services increased by approximately 100% due to the change in control. Selling, general and administrative expenses increased by approximately 100% due to operations.

Results of Operations for the nine months ended September 30, 2018 and 2017.

Revenues.

Total Revenue. Total revenues for the nine months ended September 30, 2018 and 2017 were $0 and $0 respectively.

Expenses.

Total Operating Expenses. Total operating expenses for the nine months ended September 30, 2018 and September 30, 2017 were $1,608 and $0, respectively. Total operating expenses consisted of stock issued for services of $500 and $0, respectively; professional fees of $250 and $0, respectively and selling, general and administrative expenses of $858 and $0, respectively. Stock issued for services increased by approximately 100% due change in control. Professional fees increased by approximately 100% due to fees associated with being a reporting company. Selling, general and administrative expenses increased by approximately 100% due to operations.

Financial Condition.

Total Assets. Total assets at September 30, 2018 and December 31, 2017 were $0 and $0, respectively.

Total Liabilities. Total liabilities at September 30, 2018 and December 31, 2017 were $250 and $1,000, respectively. Total liabilities consisted of accrued expenses of $250 and $1,000, respectively. Total liabilities decreased by approximately 75% due to certain shareholders paying the expenses as contributed capital.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $1,608 for the nine months ended September 30, 2018 and $0 for the nine months ended September 30, 2017. The Company has accumulated losses totaling $4,920 at September 30, 2018. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At September 30, 2018 we had a working capital deficit of $250. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the nine months ended September 30, 2018 and 2017 were $0 and $0, respectively. Net cash used in operating activities includes our net loss, expenses paid by shareholders as contributed capital, stock issued for services and accrued expenses.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to implement our strategy. We do not have the necessary cash and revenue to satisfy our cash requirements for the next twelve months. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(a)(2) of the Securities Act of 1933. See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2018.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

(a) Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending September 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2018, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(a)(2) of the Securities Act of 1933 at par as set forth in the following table. On July 9, 2018, 19,500,000 of those shares were redeemed by the two shareholders pro rata.

Date	Name	Shares	Fair Market Value	Amount
12/01/17	James Cassidy	10,000,000	0.0001	1,000
12/01/17	James McKillop	10,000,000	0.0001	1,000
07/09/18	James Cassidy	(9,750,000)	0.0001	(975)
07/09/18	James McKillop	(9,750,000)	0.0001	(975)
07/09/18	Kalpesh Bhatt	4,000,000	0.0001	400
07/09/18	Hemangini Bhatt	1,000,000	0.0001	100

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(a) Not applicable.

(b) Item 407(c)(3) of Regulation S-K:

During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. Exhibits

Exhibit Number and Description		Location Reference

(a)	Financial Statements	Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation filed with form 10 Registration Statement on January 19, 2018	See Exhibit Key

(3.1)	Bylaws filed with Form 10 Registration Statement on January 19, 2018.	See Exhibit Key

(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(101.INS)	XBRL Instance Document	Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document	Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document	Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document	Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document	Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document	Filed herewith

Exhibit Key

3.0	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on January 19, 2018.

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on January 19, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BHATT DEVELOPERS AND BUILDERS, INC.

NAME	TITLE	DATE

/s/ Kalpesh Bhatt	Principal Executive Officer,	November 19, 2018
Kalpesh Bhatt	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors